Form 10QSB
period 2007-03-31
SFH II ACQUISITION CORP
filed 2007-08-14
CIK 1398730

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-52644

SFH II ACQUISITION CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	20-5941622
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

17395 North Bay Road, Suite 102
Sunny Isles Beach, FL	33160
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (786) 629-0334

No Change
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
M.M. Membrado, PLLC
115 East 57th Street
Suite 1006
New York, NY 10022
Attn: Michael M. Membrado, Esq.
Tel: (646) 486-9772
Fax: (646) 486-9771

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐ .

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of August 13, 2007.

Transitional Small Business Disclosure Format (Check one):   YES ☐  NO ☒

SFH II ACQUISITION CORP.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements:	1

Balance Sheet - March 31, 2007 (unaudited)	F-1

Statement of Operations (unaudited) for the three months ending March 31, 2007, and for the cumulative period during the development stage from November 20, 2006 (inception) to March 31, 2007	F-2

Statement of Cash Flows (unaudited) for the three-month period ending March 31, 2007, and for the cumulative period during the development stage from November 20, 2006 (inception) to March 31, 2007	F-3

Notes to Unaudited Financial Statements	F-4

Item 2. Management's Discussion and Analysis or Plan of Operation	2

Item 3. Controls and Procedures	3

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	4

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 3. Defaults Upon Senior Securities	4

Item 4. Submission of Matters to a Vote of Security Holders	4

Item 5. Other Information	4

Item 6. Exhibits	4

Signatures	5

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended March 31, 2007 are not necessarily indicative of the results of operations for the full year.

SFH II Acquisition Corp.
(A Development Stage Company)
BALANCE SHEET
March 31, 2007
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$879
Total assets	$879

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$7,470
Notes payable to a stockholder, including accrued interest of $455	30,455
Total current liabilities	37,925

Stockholders' deficit
Preferred stock; $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-
Common stock; $.0001 par value, 100,000,000 shares authorized,
5,000,000 issued and outstanding	500
Accumulated deficit	(37,546)

Total stockholders' deficit	(37,046)

Total liabilities and stockholders' deficit	$879

See accompanying notes to unaudited financial statements
F-1

SFH II Acquisition Corp.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three-month period	From November 20, 2006
	ending March 31,	(Inception) to March 31,
	2007	2007
	(Unaudited)	(Unaudited)

Operating expenses:
Selling, general, and administrative expenses	$4,061	$37,090

Other expense:
Interest expense-related party	350	456

Net loss	$(4,411)	$(37,546)

Basic and diluted earnings per common share	$(0.00)	$(0.01)

Basic and diluted weighted average common shares outstanding	5,000,000	5,000,000

See accompanying notes to unaudited financial statements
F-2

SFH II Acquisition Corp.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Three-month period	From November 20, 2006
	ending March 31,	(Inception) to March 31,
	2007	2007
	(Unaudited)	(Unauditied)

Cash flows from operating activities:
Net loss	$(4,411)	$(37,546)

Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:
Accrued interest on notes payable to a stockholder	349	455
Accounts payable and accrued expenses	(6,400)	7,470

Net cash used in operating activities	(10,462)	(29,621)

Cash from investing activities:	-	-

Cash flows from financing activities:

Proceeds from issuance of shares of common stock	-	500
Proceeds from issuance of notes payable to a stockholder	10,000	30,000

Net cash provided by financing activities	10,000	30,500

Net increase (decrease) in cash	(462)	879

Cash, beginning of period	1,341	-

Cash, end of period	$879	$879

See accompanying notes to unaudited financial statements
F-3

SFH II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007

Note 1 -Organization and Description of Business, Basis of Presentation and Going Concern

Organization and Description of Business

SFH II Acquisition Corp. (the “Company”), a development stage company as defined in Financial Accounting Standards Board Statement No. 7, was formed in Delaware on November 20, 2006. The Company’s fiscal year end is December 31.

The Company’s primary purpose is to acquire an operating business. The Company has not identified an acquisition target yet. In this regard, the Company is a “blank check” company, which the SEC defines as “a development stage company” that has no specific business plan or purpose, or which has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and has issued ‘penny stock,’ as defined in Rule 3a 51-1 under the Securities and Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until such time as the Company concludes a business combination, to the extent that occurs.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ the Company’s funds in its business. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

Basis of Presentation and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations to date. These conditions raise substantial doubt about its ability to continue as a going concern.

SFH II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007

Note 2 - Summary of Significant Accounting Policies

We have not generated revenue since our inception on November 20, 2006 and incurred net losses of $4,411 for three-month period ending March, 31 2007. As a result, our current operations are not an adequate source of cash to fund future operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities and debt, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents.

Development Stage

The Company’s primary purpose for the time being is to acquire an operating business. The Company spends most of its time in assessing acquisition targets.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and accrued expenses, note payable to a stockholder, and advances from a related party approximate their fair value due to their short-term maturities.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

SFH II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007

Note 2 - Summary of Significant Accounting Policies- Continued

For federal income tax purposes, substantially all expenses must be deferred until the Company commences business and then they may be written off over a 60-month period. These expenses will not be deducted for tax purposes and will represent a deferred tax asset. The Company will provide a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income. Tax deductible losses can be carried forward under current applicable law for 20 years until utilized.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, the realization of receivables. Actual results may differ from these estimates and assumptions.

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at March 31, 2007.

Recently Issued Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, (“FIN 48”), entitled, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”. Concurrently, FASB issued a FASB staff position (FSP) relating to income taxes, (FSP) No.  FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” FASB’s summary of FIN 48 notes that differences between tax positions recognized in the financial statements and tax positions taken in the tax return (referred to commonly as “book” vs. “tax”) will generally result in: (a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, (b) a reduction in a deferred tax asset or an increase in a deferred tax liability, or (c) both of the above.  FIN 48 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. Further, if a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Additionally, FIN 48 establishes guidance for “derecognition” of previously recognized deferred tax items, and sets forth disclosure requirements. The effective date of FIN 48 is for fiscal years beginning after December 15, 2006.

SFH II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007

Note 2- Summary of Significant Accounting Policies- Continued

The Company does not believe that, for the foreseeable future, FIN 48, once adopted, will have a significant impact on its financial position, operating results, or cash flows.

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

In February 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option.

However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The following are eligible items for the measurement option established by this Statement:

1.	Recognized financial assets and financial liabilities except:

a)	An investment in a subsidiary that the entity is required to consolidate;
b)	An interest in a variable interest entity that the entity is required to consolidate;
c)
Employers’ and plans’ obligations (or assets representing net overfunded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), postemployment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, as defined in FASB Statements No. 35, “Accounting and Reporting by Defined Benefit Pension Plans”, No. 87, “Employers’ Accounting for Pensions”, No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, No. 112, “Employers’ Accounting for Postemployment Benefits”, No. 123 (revised December 2004), “Share-Based Payment”, No. 43, “Accounting for Compensated Absences”, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, and APB Opinion No. 12, “Omnibus Opinion—1967”;

d)
Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, “Accounting for Leases” (This exception does not apply to a guarantee of a third-party lease obligation or a contingent obligation arising from a cancelled lease.);

e)	Deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions;
f)
Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder’s equity (including “temporary equity”). An example is a convertible debt security with a noncontingent beneficial conversion feature.

SFH II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007

Note 2- Summary of Significant Accounting Policies- Continued

2.	Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments;

3.	Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and

4.	Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization shall report unrealized gains and losses in its statement of activities or similar statement.

The fair value option:

•	May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method
•	Is irrevocable (unless a new election date occurs)
•	Is applied only to entire instruments and not to portions of instruments.

This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. Management believes this statement will have no impact on the financial statements when and if the Company adopts it.

Note 3 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2007 consisted exclusively of accrued professional fees.

 SFH II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007

Note 4 - Related Party Transactions

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by our president and sole director. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

Our officers and directors are involved in other business activities and may in the future become involved in other business pursuits when opportunities present themselves. As a result of these other activities, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

During January 2007, the Company issued a note payable of $10,000 to a major stockholder. The notes bear interest at 4.75% per annum. The note is payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand.

Note 5 - Stockholders’ Deficit

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Note 6 - Subsequent Events

During May 2007, the company issued a note payable of $5,000 to a major stockholder. The notes bear interest at 4.75 % per annum. The note is payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly-held corporation. Our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination with an operating business. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and we may, as a result, acquire any type of business.

We do not currently engage in any business activities that provide revenue or other cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond will be paid with funds in our treasury and/or those obtained through borrowings from our stockholders, management or other investors.

During the next 12 months, we anticipate incurring costs related to:

(i) filing of reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and
(ii) costs relating to consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly-traded corporation. Such perceived benefits of becoming a publicly-traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Plan of Operation

The Company has not realized any revenues from operations since November 20, 2006 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months. It is not anticipated at present that it will experience any change in its current number of employees until such time as it may consummate a business combination.

Three-Month Period Ended March 31, 2007

Operational Expenses

Total operating expenses for the three-month period ended March 31, 2007 were $4,061. These expenses constituted professional and related fees.

The Company incurred a net loss of $4,411 for the three-month period ended March 31, 2007 and $37,546 for the period from November 20, 2006 (inception) to March 31, 2007. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present stockholders or management, for which there is no existing commitment. At March 31, 2007, the Company had cash of $879 and a working capital deficit of $(37,046).

At March 31, 2007, the Company’s only assets consisted of $879 in cash.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates, only recently begun. No revenue has been generated by the Company from November 20, 2006 (inception) to March 31, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Since November 20, 2006 (inception), selling, general and administrative expenses have been primarily comprised of professional and related fees associated with the Company registering to become publicly-traded and maintaining its reporting obligations under the Exchange Act. For this period, such expenses amounted to $37,090. Interest expense is comprised of expenses associated with our notes payable to stockholders and amounted to $456.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls and procedures subsequent to the date we completed our evaluation. Therefore, no corrective actions were taken.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits. Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on November 20, 2006.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on May 11, 2007, and incorporated herein by this reference.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2007	SFH II ACQUISITION CORP.

	By:	/s/ Armen Karapetyan
Armen Karapetyan President