Form 10QSB
period 2007-09-30
SFH II ACQUISITION CORP
filed 2007-11-14
CIK 1398730

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Copies to:
M.M. Membrado, PLLC
115 East 57 th Street
Suite 1006
New York, NY 10022
Attn: Michael M. Membrado, Esq.
Tel: (646) 486-9772
Fax: (646) 486-9771

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ .

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐ .

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of November 12, 2007.

Transitional Small Business Disclosure Format (Check one):   YES ☐  NO ☒

SFH II ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-QSB
FOR FISCAL QUARTER ENDED SEPTEMBER 30, 2007

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements:	1

Balance Sheet - September 30, 2007 (unaudited)	F-1

Statement of Operations (unaudited) for the three months ending September 30, 2007, for the nine-month period ending September 30, 2007, and for the cumulative period during the development stage from November 20, 2006 (inception) to September 30, 2007
F-2

Statement of Cash Flows (unaudited) for the nine-month period ending September 30, 2007, and for the cumulative period during the development stage from November 20, 2006 (inception) to September 30, 2007
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

The results for the period ended September 30, 2007 are not necessarily indicative of the results of operations for the full year.

SFH II Acquisition Corp.
(A Development Stage Company)
BALANCE SHEET
September 30, 2007
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$7,277
Total assets	$7,277

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$9,099
Notes payable to a stockholder, including accrued interest of $859	41,256
Total current liabilities	50,355

Stockholders' deficit
Preferred stock; $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-
Common stock; $.0001 par value, 100,000,000 shares authorized,
5,000,000 shares issued and outstanding	500
Accumulated deficit	(43,578)

Total stockholders' deficit	(43,078)

Total liabilities and stockholders' deficit	$7,277

See accompanying notes to unaudited financial statements

SFH II Acquisition Corp.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three-month period ending	Nine-month period ending	From November 20, 2006 (Inception) to
	September 30,	September 30,	September 30,
	2007	2007	2007
	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses:
Selling, general, and administrative expenses	$2,450	$9,293	$42,322

Other expense:
Interest expense-related party	398	1,150	1,256

Net loss	$(2,848)	$(10,443)	$(43,578)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average common	5,000,000	5,000,000	5,000,000

See accompanying notes to unaudited financial statements

SFH II Acquisition Corp.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Nine-month period ending	From November 20, 2006 (Inception) to
	September 30,	September 30,
	2007	2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(10,443)	$(43,578)

Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:
Accrued interest on notes payable to a stockholder	1,150	1,256
Accounts payable and accrued expenses	(4,771)	9,099

Net cash used in operating activities	(14,064)	(33,223)

Cash flows from financing activities:

Proceeds from issuance of shares of common stock	-	500
Proceeds from issuance of notes payable to a stockholder	20,000	40,000

Net cash provided by financing activities	20,000	40,500

Net increase in cash	5,936	7,277

Cash, beginning of period	1,341	-

Cash, end of period	$7,277	$7,277

See accompanying notes to unaudited financial statements

SFH II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007

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

Note 2 - Summary of Significant Accounting Policies

We have not generated revenue since our inception on November 20, 2006 and incurred net losses of $10,443 for nine-month period ending September 30, 2007. As a result, our current operations are not an adequate source of cash to fund future operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities and debt, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

SFH II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007

Note 2 - Summary of Significant Accounting Policies - Continued

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

SFH II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007

Note 2 - Summary of Significant Accounting Policies- Continued

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at September 30, 2007.

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

SFH II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007

Note 2 - Summary of Significant Accounting Policies- Continued

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
September 30, 2007

Note 2 - Summary of Significant Accounting Policies- Continued

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

This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date).

Note 3 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2007 consisted exclusively of accrued professional fees.

SFH II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007

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

During September 2007, the Company issued a note payable of $5,000 to a major stockholder. The notes bear interest at 4.75% per annum. The note is payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand.

The interest expense associated with the aforementioned notes payable amounted to $1,150 during the nine-month period ended September 30, 2007.

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

Three-Month and Nine-Month Periods Ended September 30, 2007

Operational Expenses

Total operating expenses for the three-month period ended September 30, 2007 were $2,450. Total operating expenses for the nine-month period ended September 30, 2007 were $9,293.  These expenses constituted professional and related fees.

The Company incurred a net loss of $2,848 for the three-month period ended September 30, 2007, $10,443 for the nine-month period ended September 30, 2007, and $43,578 for the period from November 20, 2006 (inception) to September 30, 2007. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present stockholders or management, for which there is no existing commitment. At September 30, 2007, the Company had cash of $7,277 and a working capital deficit of $43,078.

At September 30, 2007, the Company’s only assets consisted of $7,277 in cash.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates, only recently begun. No revenue has been generated by the Company from November 20, 2006 (inception) to September 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Since November 20, 2006 (inception), selling, general and administrative expenses have been primarily comprised of professional and related fees associated with the Company registering to become publicly-traded and maintaining its reporting obligations under the Exchange Act. For this period, such expenses amounted to $42,322. Interest expense is comprised of expenses associated with our notes payable to stockholders and amounted to $1,256.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

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

Dated: November 14, 2007	SFH II ACQUISITION CORP.

	By:	/s/ Armen Karapetyan
Armen Karapetyan President