Form 10KSB
period 2007-12-31
SFH II ACQUISITION CORP
filed 2008-03-28
CIK 1398730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________.

Commission file number: 000-52644

SFH II ACQUISITION CORP.
(Name of small business issuer in its charter)

Delaware	20-5941622
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3363 NE 163 Street, Suite 705 North Miami Beach, FL	33160
(Address of principal executive offices)	(Zip Code)

(786) 923-0507
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Revenues for the fiscal year ended December 31, 2007 totaled $-0-.

As of March 28, 2008, there was no public trading market for any securities of the Company.

At March 28, 2008, the issuer had outstanding 5,000,000 shares of common stock, of which there is only a single class.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SFH II ACQUISITION CORP.

ANNUAL REPORT ON FORM 10-KSB
FOR FISCAL YEAR ENDED DECEMBER 31, 2007

- TABLE OF CONTENTS -

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of SFH II Acquisition Corp. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

Introduction

SFH II Acquisition Corp. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Delaware on November 20, 2006 and maintains its principal executive offices at 3363 NE 163 Street, Suite 705, North Miami Beach, FL 33160. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on May 11, 2007, and since its effectiveness, the Company has begun efforts to identify a possible business combination. However, the Company has not entered into a letter of intent or any definitive agreement concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.

Based on our proposed business activities, we are what is known as a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines “blank check” companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Our management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and may, as a result, acquire any type of business.

The analysis of new business opportunities has and will be undertaken by or under the supervision of our officers and directors. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

(a)   Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)   Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)   Strength and diversity of management, either in place or scheduled for recruitment;

(d)   Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)   The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

(f)   The extent to which the business opportunity can be advanced;

(g)   The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)   Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, our management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Business Combination

The manner in which we may participate in any given opportunity will depend upon the nature of the opportunity, the respective needs and desires of us and the promoters of the opportunity, and the relative negotiating strength we have relative to the other parties involved.

It is likely that we will participate in a business opportunity through the issuance of our common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were our stockholders prior to such reorganization.

Our present stockholders will likely not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, all or a majority of our directors may resign and new directors may be appointed without any vote by our stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by our stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of our outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to pursue or otherwise participate in a specific business opportunity, the costs then previously incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

We presently have no employees apart from our management. Our officers and sole director are engaged in outside business activities and they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Competition

Currently, with our primary goal the acquisition of a target company or business seeking the perceived advantages of being a publicly-held corporation, the Company faces vast and growing competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all of these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

We currently have no employees.

Risk Factors

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-KSB. Readers are encouraged to review these risks carefully before making any investment decision.

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

There is uncertainty as to our ability to continue as a going concern.

Our financial statements for the period ended December 31, 2007, which are included in Part II of this annual report on Form 10-KSB, as well as the accompanying report of our independent registered public accounting firm on our financial statements, call into question our ability to operate as a going concern. This conclusion is based on our net losses and cash used in operations. Those factors, as well as uncertainty in securing financing for continued operations, create an uncertainty regarding our ability to continue as a going concern. Although we expect that we will be able to meet our expenses going forward based on loans and/or equity investments from shareholders or other investors, our ability to continue as a going concern will be dependent on our ability to obtain such financing on acceptable terms, for which there is no existing commitment and for which there can be no assurance.

Our business will have no revenues unless and until we merge with or acquire an operating business.

Because we do not anticipate having any revenues for the indefinite future, and will likely have to finance operating expenses until such time as we may be able to consummate a business combination through proceeds obtained from shareholder loans or sales of equity, we are likely to incur a net operating loss that will increase continuously until we are able to consummate a business combination with a profitable operating enterprise. There can be no assurance, however, that we will be able to identify a suitable enterprise in this regard and consummate a business combination, either eventually or at all.

Our management has certain inherent conflicts of interest that may cause it to act adversely to the interests of our shareholders.

Armen Karapetyan, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director, is currently involved with other blank check companies that share an interest in identifying and pursuing possible business combinations with private operating companies. Although Mr. Karapetyan will at all times be bound by his fiduciary duties to shareholders and abstain as appropriate from voting in relation to any matters in which the same business opportunity is being pursued by the Company and any other blank check companies with which Mr. Karapetyan is affiliated, there can be no assurance that the existing and inherent conflict of interest created by Mr. Karapetyan’s positions in relation to the Company, on the one hand, and each of the other blank check companies with which he is involved, on the other, will not otherwise result in a loss of economic opportunity to our shareholders.

Conflicts of interest may arise in the future in connection with our management’s potential participation as a service provider.

Either Southeastern Financial Holdings, LLC, a financial services and related advisory firm and an affiliate of Armen Karapetyan, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and one of our major stockholders, or Basis Financial, LLC, an NASD registered broker-dealer and an affiliate of Armen Karapetyan, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and one of our major stockholders, may act as financial consultant to the Company or an acquisition candidate in connection with a potential business combination transaction and may receive a fee for providing such services. There can be no assurance that the potential conflicts of interest that would exist under such circumstances in connection with either the negotiation of a services agreement with Southeastern Financial Holdings, LLC, or Basis Financial, LLC, or in the execution of services thereunder, would not result in potentially adverse economic consequences to our shareholders.

There is intense competition for those private companies suitable for a merger transaction of the type we intend to pursue.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with, and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we will be at a competitive disadvantage in being able to identify attractive business opportunities and successfully complete a business combination. These competitive factors may reduce the likelihood of our ultimately being able to successfully identify and consummate a business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable business combination.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm and numerous other factors beyond our control.

We have no existing agreement for a business combination or other transaction.

There is not currently in place any arrangement, agreement or understanding involving the Company with respect to engaging in a merger with, joint venture with, or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for purposes of evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Our management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, our management anticipates devoting no more than a few hours per week in total to the Company’s affairs. Our officers have not entered into a written employment agreement with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies without previously prepared and/or audited financial statements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the company involved. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain within a certain time frame the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act remain applicable.

We may be subject to further government regulation which would adversely affect our operations.

Although we are subject to the reporting requirements under the Exchange Act, management believes that we are not subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”) since we are not engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If this were to occur, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. To date, we have obtained no formal determination from the SEC as to our status under the Investment Company Act and could, therefore, be determined at some later date to be an unregistered investment company, which could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders, and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency, and balance of payments positions, and in other respects.

We may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure a business combination to which we become a party in such a way as to result in tax-free treatment for the parties involved, which could deter third parties from entering into certain business combinations with us or result in us or our shareholders being taxed on consideration received in such a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. Although we intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity, there can be no assurance that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

We intend to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 20,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our board of directors currently has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination, or otherwise, dilution to the interests of our then existing stockholders will occur and the rights of the holders of common stock may be materially and adversely affected.

We have not conducted or otherwise obtained any market research regarding potential business opportunities, which may affect our ability to identify a business to merge with or acquire.

To date, we have neither conducted nor obtained from others results of market research concerning prospective business opportunities. We have no assurances, as a result, that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There can be no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

There is currently no trading market for our common stock.

There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business and such business files a registration statement under the Securities Act. Outstanding shares of our common stock currently cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate an investment in our common stock.

Although we are a reporting company, our stock is not listed or traded on any securities exchange or quotation serviceand will not be for the indefinite future.

Our common stock is registered, as a class, and we are a reporting company, under the Exchange Act. However, it will not be until our common stock is listed on a securities exchange or quotation service that our common stock will be publicly trading. Because it is highly unlikely for an active trading market to develop in any security without it first being listed on a securities exchange or quotation service, it is highly unlikely that an active trading market will ever develop for our common stock before it is listed on a securities exchange or quotation service, which cannot be assured. Failure to develop or maintain an active trading market will restrict liquidity and generally have a negative effect on the value of a security. We do not expect that a listing for our common stock on any securities exchange or quotation service will be pursued, or that a market will be made in our common stock, unless and until we consummate a business combination with a private operating company.

We cannot assure you that our common stock will ever be listed on one of the national securities exchanges.

To the extent that we consummate a business combination, we may seek the listing of our common stock on NASDAQ (Global or Capital Markets) or the American Stock Exchange, either immediately or after some period of time. There can be no assurance, however, that we will be able to meet the initial listing standards of either of those or any other stock exchange at such time, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on one of the national stock exchanges, for which there can be no assurance, we expect that our common stock would be eligible to trade on the OTC Bulletin Board (the “OTCBB”). The OTCBB, however, is not an exchange and, because obtaining accurate quotations as to the market value of a given security on the OTCBB is not always possible, and because trading of securities on the OTCBB is often more sporadic than the trading of securities listed on a national exchange (including NASDAQ Global Select, Global, or Capital Markets), sellers of securities traded on the OTCBB are likely to have more difficulty disposing of their securities than sellers of securities that are listed on a national exchange.

We cannot assure you that following a business combination with an operating business, our common stock will not be subject to the “penny stock” regulations, which would likely make it more difficult to sell.

To the extent that we consummate a business combination and our common stock becomes listed for trading on a quotation service, our common stock may constitute a “penny stock,” which generally is a stock trading under $5.00 and that is not registered on a national securities exchange (including NASDAQ). The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. This regulation generally has the result of reducing trading in such stocks, restricting the pool of potential investors for such stocks, and making it more difficult for investors to sell their shares. Prior to a transaction in a penny stock, a broker-dealer is required to:

•	deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market;

•	provide the customer with current bid and offer quotations for the penny stock;

•	explain the compensation of the broker-dealer and its salesperson in the transaction;

•	provide monthly account statements showing the market value of each penny stock held in the customer’s account; and

•	make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. To the extent that our common stock becomes subject to the penny stock rules, investors in our common stock may find it more difficult to sell their shares.

It is unlikely that research coverage in the aftermarket for our stock will be adequate to garner institutional investor support for the indefinite future.

Because most institutional investors will generally only invest in securities that are followed by one or more securities analysts from major securities brokerage firms, and the involvement of institutional investors is generally considered to be an important factor in achieving strong aftermarket support and trading volume for a given security in the public markets, obtaining research coverage from one or more securities analysts from major securities brokerage firms is, in turn, believed by many to be an important factor in achieving strong aftermarket support and trading volume for a given security in the public markets. Analyst coverage from major securities brokerage firms, however, is extremely unusual for companies that are not relatively large, have not completed an initial public offering (an “IPO”), are not candidates for a registered secondary offering, and/or are not listed on NASDAQ, AMEX or the New York Stock Exchange. To the extent that we consummate a business combination and our common stock becomes listed for trading on the OTCBB or another quotation service, and because we are unlikely to meet any of these criteria, our common stock is unlikely to receive securities analyst research coverage from any major securities brokerage firms, and we cannot assure you that the lack of any such research coverage will not have an adverse affect at such time on the trading price of our common stock.

If you require dividend income, you should not rely on an investment in our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested for the indefinite future into furthering the pursuit of our business objectives.

Our board of directors has broad authorization to issue preferred stock .

Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of our common stock. Under certain circumstances, the preferred stock could be utilized as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention of issuing any shares of preferred stock, there can be no assurance that we will not do so in the future.

This annual report on Form 10-KSB contains forward-looking statements and information relating to us, our industry and to other businesses.

This annual report contains forward-looking statements and information relating to us, our industry and to other businesses. These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this registration statement, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this registration statement. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this registration statement or to reflect the occurrence of unanticipated events.

Item 2. Description of Property.

We neither rent nor own any property. We currently utilize the office space and equipment of Southeastern Financial Holdings, LLC, a financial services and related advisory firm for which Armen Karapetyan, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and sole Director, serves as the Managing Member. The arrangement is on a month-to-month basis and without cost to the Company.

We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

Presently, there are not any material pending legal proceedings to which we are a party or as to which any of our property is or may be subject, and we are unaware of any legal proceedings threatened or contemplated against us.

Item 4. Submission of Matters to a Vote of Security Holders.

There are no items requiring disclosure hereunder.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is not currently trading publicly on any stock exchange or over-the-counter quotation service. We are not aware of any market activity in our common stock since the date of our organization through the date of this filing.

(b) Holders

As of March 28, 2008, there were two holders of record of a combined total of 5,000,000 shares of our common stock.

(c)  Dividends

We have not paid any cash dividends to date and we do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of our management to utilize all available funds in our pursuit for an appropriate business combination.

(d) Securities Authorized for Issuance Under equity Compensation Plans

There are no items requiring disclosure hereunder.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

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

Plan of Operation

We have not realized any revenues from operations since November 20, 2006 (inception), and our plan of operation for the next twelve months shall be to continue our efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months. It is not anticipated at present that it will experience any change in its current number of employees until such time as it may consummate a business combination.

Fiscal Period Ended December 31, 2007

Operational Expenses

Total operating expenses were $54,708 for the fiscal period from November 20, 2006 (inception) through December 31, 2007. These expenses constituted professional and related fees.

We incurred a net loss of $56,450 for the fiscal period from November 20, 2006 (inception) through December 31, 2007. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Liquidity and Capital Resources

We have not had any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present stockholders or management, for which there is no existing commitment. At December 31, 2007, we had cash of $3,871 and a working capital deficit of $(55,950).

At December 31, 2007, the Company’s only asset consisted of $3,871 in cash.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates, only recently begun. No revenue has been generated by the Company since November 20, 2006 (inception) to December 31, 2007. It is highly unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Since November 20, 2006 (inception), selling, general and administrative expenses have been primarily comprised of professional and related fees associated with the Company registering to become publicly-traded and maintaining its reporting obligations under the Exchange Act. For this period, such expenses amounted to $54,708. Interest expense is comprised of expenses associated with our notes payable to stockholders and amounted to $1,742.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Pronouncements

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

The Financial Accounting Standards Board (FASB) issued FASB Statement No. 141 (revised 2007), Business Combinations, and No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement 141(R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FASB No.141 R is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 141 R will have any impact on its financial statements.

The FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No.160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 160 will have any impact on its financial statements.

Significant Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, the amount of unbilled vendors payable for services performed during the reporting period. Actual results may differ from these estimates and assumptions.

Critical Accounting Policies

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

Item 7. Financial Statements.

SFH II ACQUISITION CORP.
(A Development Stage Company)
December 31, 2007

- TABLE OF CONTENTS -

Page(s)

Financial Statements:

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheet as of December 31, 2007	F-2

Statements of Operations for the Period from Inception (November 20, 2006) through December 31, 2007	F-3

Statement of Changes in Stockholders’ Deficit for the Period from Inception (November 20, 2006) through December 31, 2007	F-4

Statements of Cash Flows for the Period from Inception (November 20, 2006) through December 31, 2007	F-5

Notes to Financial Statements	F-6 to F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
SFH II Acquisition Corp.

We have audited the accompanying balance sheet of SFH II Acquisition Corp. as of December 31, 2007 and the related statements of operations, stockholders' deficit and cash flows from November 20, 2006 (Inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SFH II Acquisition Corp. as of December 31, 2007 and the results of their operations and their cash flows for the period from November 20, 2006 (Inception) to December 31, 2007, in conformity with U. S. generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenue since inception on November 20, 2006 and has incurred net losses of $56,450 since inception through December 31, 2007. As a result, the current operations are not an adequate source of cash to fund future operations. These issues among others raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Sherb & Co., LLP

New York, New York
March 11, 2008

SFH II Acquisition Corp.
(A Development Stage Company)
BALANCE SHEET
December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$3,871
Total assets	$3,871

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$18,079
Notes payable to a stockholder, including accrued interest of $1,742	41,742
Total current liabilities	59,821

Stockholders' deficit
Preferred stock; $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-
Common stock; $.0001 par value, 100,000,000 shares authorized,
5,000,000 shares issued and outstanding	500
Accumulated deficit	(56,450)

Total stockholders' deficit	(55,950)

Total liabilities and stockholders' deficit	$3,871

See accompanying notes to financial statements

SFH II Acquisition Corp.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year ended	From November 20, 2006 (Inception) to	From November 20, 2006 (Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007

Operating expenses:
Selling, general, and administrative expenses	$21,678	$33,030	$54,708

Other expense:
Interest expense-related party	1,636	106	1,742

Net loss	$(23,314)	$(33,136)	$(56,450)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Basic and diluted weighted average common	5,000,000	5,000,000

See accompanying notes to financial statements

SFH II Acquisition Corp.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
From November 20, 2006 (Inception) to December 31, 2007

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Opening balance, November 20, 2006	-	$-	$-	$-

Issuance of common stock pursuant to a private placement	5,000,000	500	-	500
Net loss	-	-	(33,136)	(33,136)
Balance at December 31, 2006	5,000,000	500	(33,136)	(32,636)

Net loss	-	-	(23,314)	(23,314)
Balance at December 31, 2007	5,000,000	$500	$(56,450)	$(55,950)

See accompanying notes to financial statements

SFH II Acquisition Corp.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year ended	From November 20, 2006 (Inception) to	From November 20, 2006 (Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(23,314)	$(33,136)	$(56,450)

Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:
Accrued interest on notes payable to a stockholder	1,636	106	1,742
Accounts payable and accrued expenses	4,208	13,871	18,079

Net cash used in operating activities	(17,470)	(19,159)	(36,629)

Cash flows from financing activities:

Proceeds from issuance of shares of common stock	-	500	500
Proceeds from issuance of notes payable to a stockholder	20,000	20,000	40,000

Net cash provided by financing activities	20,000	20,500	40,500

Net increase in cash	2,530	1,341	3,871

Cash, beginning of period	1,341	-	-

Cash, end of period	$3,871	$1,341	$3,871

See accompanying notes to financial statements

SFH II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

Note 2 - Summary of Significant Accounting Policies

We have not generated revenue since our inception on November 20, 2006 and incurred net losses of $23,314 for the year ended December 31, 2007. As a result, our current operations are not an adequate source of cash to fund future operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities and debt, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

SFH II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

SFH II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 2 - Summary of Significant Accounting Policies - Continued

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at December 31, 2007.

Recently Issued Accounting Pronouncements

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

SFH II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 2 - Summary of Significant Accounting Policies - Continued

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

SFH II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 2 - Summary of Significant Accounting Policies - Continued

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

The Financial Accounting Standards Board (FASB) issued FASB Statement No. 141 (revised 2007), Business Combinations, and No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement 141(R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FASB No.141 R is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 141 R will have any impact on its financial statements.

The FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No.160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 160 will have any impact on its financial statements.

Note 3 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2007 consisted exclusively of accrued professional fees.

SFH II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

During 2006, the Company issued a note payable of $20,000 to a major stockholder. The note bears interest at 4.75% per annum. The note is payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand.

During 2007, the Company issued notes payable of $20,000 to a major stockholder. The notes bear interest at 4.75% per annum. The notes are payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand.

The interest expense associated with the aforementioned notes payable amounted to $1,636 and $106 during 2007 and 2006, respectively.

Note 5 - Stockholders’ Deficit

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

SFH II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 6 - Income Tax

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, at December 31, 2007 are as follows:

Deferred tax assets:
Capitalized start-up costs	$21,789
Less valuation allowance	(21,789)
Total net deferred tax assets:	$-

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $21,789 at December 31, 2007 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

The federal statutory tax rate reconciled to the effective tax rate during 2007 is as follows:

2007
Tax at U.S. statutory rate:	35.0%
State tax rate, net of federal benefits	3.6
Change in valuation allowance	(38.6)
Effective tax rate	0.0%

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2007, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting. Therefore, no corrective actions were taken.

Management’s Assessment and Auditor’s Attestation

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 8B. Other Information.

There are no items requiring disclosure hereunder.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended December 31, 2007:

Name	Age	Position
Armen Karapetyan	37	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director

Armen Karapetyan, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director. Mr. Karapetyan has served as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director of the Company since its inception. Mr. Karapetyan is currently also the president, Managing Director and Chief Executive Officer of Southeastern Financial Holdings, LLC a financial services and related advisory firm he founded in 2003, and the President of Basis Financial, LLC, an NASD registered broker-dealer and a wholly-owned subsidiary of Southeastern Financial Holdings, LLC. He currently holds Series 7, 63, and 24 securities licenses. From early 2001 until July of 2003, Mr. Karapetyan had maintained a position with Leeb Brokerage Services, Inc., an affiliate of Leeb Capital Management, Inc. as a securities brokerage account executive. Prior to his joining Leeb Brokerage Services, inc., Mr. Karapetyan had been in the securities brokerage industry for approximately 6 years. During this period, he was associated with various New York based securities brokerage firms in the capacity of a registered representative (following his training period), including, among others, Bennett Mulaney, Inc., Blue Stone Capital, LLC, Wolff Investment Group Incorporated, and W.J. Nolan & Company, Inc. Additionally, Mr. Karapetyan serves as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director of each of SFH I Acquisition Corp., a blank check company in the process of registering as a reporting company with the SEC.

The term of office of our directors expires at our annual meeting of stockholders or at the point at which their successors are duly qualified and elected.

(b) Significant Employees

There are no persons other than our executive officers who are expected by us to make a significant contribution to our business.

(c) Family Relationships

There are no family relationships of any kind among our directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

(d)  Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2007 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers serve in these capacities.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

Our board of directors acts as our audit committee. We do not have a qualified financial expert at this time because we have not been able to hire a qualified candidate. Further, we believe that we have inadequate financial resources at this time to hire such an expert. We intend to continue to search for a qualified individual for hire.

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal year ended December 31, 2007.

Name and Position	Year	Total Compensation
Armen Karapetyan, President, CEO, CFO, Secretary, Treasurer, Director	2007	None

Employment Agreements

None of our executive officers or directors has received any cash remuneration since we were organized. There are not now in place any employment or similar agreements, written or otherwise, or understandings or arrangements, to which we are a party with any of our executive officers or directors, and we do not anticipate that we will enter into any such agreements before we consummate a business combination, should that occur. None of our directors or executive officers intends to devote more than a few hours a week to our affairs in the meantime.

There are no understandings or agreements, written or otherwise, regarding remuneration to which our management will be entitled upon or following consummation by us of a business combination, should that occur, nor do we anticipate that any of our directors or executive officers will receive or otherwise be entitled to any such remuneration in any such event. It is possible that, following the successful consummation of a business combination with an unaffiliated entity, should that occur, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. We have adopted a policy, however, whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision as to whether or not to undertake any proposed or otherwise contemplated transaction.

Director Compensation

We do not currently pay any fees or expenses to our directors in relation to their attendance at board meetings.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of March 28, 2008 regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Armen Karapetyan (1) 3363 NE 163 Street, Suite 705, North Miami Beach, FL 33160	2,500,000	50%

Joseph Rached 1205 U.S. Highway 19 Holiday, FL 34691	2,500,000	50%

All Officers and Directors as a group (1 individual)	2,500,000	50%

(1) Mr. Karapetyan is our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Loans from Shareholders

As of September 21, 2007, Joseph Rached, one of our major shareholders, had loaned to us a total of $40,000 in principal pursuant to four unsecured promissory notes dating back to 2006. Three of such unsecured promissory notes were issued during 2007, one of which was in the amount of $10,000 and the other two of which were each in the amount of $5,000. The loans accrue interest at the rate of 4.75% per annum, and the principal, together with accrued interest, is required to be repaid as of the date that we receive gross proceeds from any one or more equity investments in the aggregate amount of at least $250,000. The interest rate at which such loans have been made are not believed to exceed rates that would otherwise be available to us. The promissory notes reflecting these loan obligations carry no rights of conversion.

Office Space

We utilize the office space and equipment of Southeastern Financial Holdings, LLC, a financial services and related advisory firm for which Armen Karapetyan, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and sole Director, is a major interest-holder and the Managing Member. The arrangement is on a month-to-month basis and without cost to the Company. Management estimates that the value conveyed to us as a result of this arrangement is immaterial.

Director Independence

We are not currently subject to the listing requirements of any national securities exchange. The listing standards of the national securities exchanges require that a company’s board of directors consist of a majority of directors who are independent as defined by the Sarbanes-Oxley Act of 2002 and as defined by applicable listing standards, and that the audit committee of the board of directors must consist of at least two members, both of whom are independent. Similarly, the compensation and nominating committees of company boards of directors must also consist of independent directors. As of March 28, 2008, Armen Karapetyan was our sole director. Given Mr. Karapetyan’s executive positions with the Company, he does not qualify as “independent”. While we expect in the future to identify qualified and willing individuals to serve as additional independent directors, initiatives aimed at this objective have not yet begun, and there can be no assurance that we will be able to appoint an additional director who will satisfy applicable independence requirements. For so long as we remain unable to appoint an additional independent director to our board, we will be unqualified to list any of our capital stock on a national securities exchange.

Item 13. Exhibits.

Index to Exhibits

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on November 20, 2006.

*3.2	By-Laws adopted November 20, 2006.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on May 11, 2007, and incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

Sherb & Co., LLP served as the Company’s independent registered public accounting firm from November 20, 2006 (inception) through December 31, 2007.

FY 2007
Audit fees		$17,500*
Audit-related fees	$	---
Tax fees	$	---
All other fees	$	---
All other fees, including tax consultation and preparation	$	---

* Includes fees for the audit of the year ended December 31, 2006 included in the company’s registration statement on Form 10-SB, and the review of quarterly financial statements.

All audit fees are approved by our board of directors. Sherb & Co., LLP did not provide any non-auditing services to us.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 28, 2008	SFH II ACQUISITION CORP.

	By:	/s/ Armen Karapetyan
Armen Karapetyan, President