Form 10-Q
period 2008-03-31
SFH II ACQUISITION CORP
filed 2008-05-14
CIK 1398730

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Issuer's telephone number, including area code: (786) 923-0507

No Change
(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of May 14, 2007.

SFH II ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q
FOR FISCAL QUARTER ENDED MARCH 31, 2008

- INDEX -

		Page
PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets – March 31, 2008 (unaudited) and December 31, 2007	F-1

Statement of Operations (unaudited) for the three months ending March 31, 2008, for the three months ending March 31, 2007, and for the cumulative period during the development stage from November 20, 2006 (inception) to March 31, 2008
		F-2

Statement of Cash Flows (unaudited) for the three months ending March 31, 2008, for the three months ending March 31, 2007, and for the cumulative period during the development stage from November 20, 2006 (inception) to March 31, 2008
		F-3

	Notes to Unaudited Financial Statements	F-4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	3

Item 4T.	Controls and Procedures	3

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	4

Item 1A.	Risk Factors	4

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 3.	Defaults Upon Senior Securities	4

Item 4.	Submission of Matters to a Vote of Security Holders	4

Item 5.	Other Information	4

Item 6.	Exhibits	4

Signatures		5

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended March 31, 2008 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the period ended December 31, 2007.

SFH II Acquisition Corp.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$2,400	$3,871
Total assets	$2,400	$3,871

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$22,308	$18,079
Notes payable to a stockholder, including accrued interest of $2,223 and $1,742 at March 31, 2008 and December 31, 2007, respectively	42,223	41,742
Total current liabilities	64,531	59,821

Stockholders' deficit
Preferred stock; $.0001 par value, 20,000,000 shares authorized, none issued and outstanding at March 31, 2008 and December 31, 2007, respectively	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized, 5,000,000 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	500	500
Accumulated deficit	(62,631)	(56,450)

Total stockholders' deficit	(62,131)	(55,950)

Total liabilities and stockholders' deficit	$2,400	$3,871

(1) Derived from audited financial statements

See accompanying notes to unaudited financial statements

SFH II Acquisition Corp.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three-month periods		From November 20, 2006
	ended March 31,		(Inception) to March 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:
Selling, general, and administrative expenses	$5,700	$4,061	$60,408

Other expense:
Interest expense-related party	481	350	2,223

Net loss	$(6,181)	$(4,411)	$(62,631)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	5,000,000	5,000,000

See accompanying notes to unaudited financial statements

SFH II Acquisition Corp.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Three-month periods		From November 20, 2006
	ended March 31,		(Inception) to March 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(6,181)	$(4,411)	$(62,631)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued interest on notes payable to a stockholder	481	349	2,223
Accounts payable and accrued expenses	4,229	(6,400)	22,308

Net cash used in operating activities	(1,471)	(10,462)	(38,100)

Cash flows from financing activities:

Proceeds from issuance of shares of common stock	-	-	500
Proceeds from issuance of notes payable to a stockholder	-	10,000	40,000

Net cash provided by financing activities	-	10,000	40,500

Net increase (decrease) in cash	(1,471)	(462)	2,400

Cash, beginning of period	3,871	1,341	-

Cash, end of period	$2,400	$879	$2,400

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

The Company has not generated revenue since its inception on November 20, 2006 and has incurred net losses of $6,181 for the three-month period ending March 31, 2008. As a result, its current operations are an inadequate source of cash to fund future operations. The report of the Company’s independent registered public accounting firm in relation to the Company’s financial statements for the period ended December 31, 2007 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern based upon its net losses and cash used in operations. The company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate profitable operations in the future. The Company plans to continue to provide for its capital requirements through the sale of equity securities and debt, however, it has no firm commitments from any third party to provide this financing and it cannot provide any assurance that it will be successful in raising working capital as needed. There are no assurances that it will have sufficient funds to execute its business plan, pay its obligations as they become due or generate positive operating results.

SFH II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies

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

SFH II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies- Continued

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

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at March 31, 2008.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

SFH II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies- Continued

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company effective January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

Note 3 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2008 consisted exclusively of accrued professional fees.

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

At March 31, 2008, the Company had issued notes payable aggregating $40,000. The note bears interest at 4.75% per annum. The notes are payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand. The interest expense associated with the notes payable amounted to $481 and $350 during the three-month period ended March 31, 2008 and 2007, respectively.

During the three-month period ended March 31, 2007, the Company issued a note payable of $10,000 to a major stockholder, bearing the same terms as those outstanding.

Note 5 - Stockholders’ Deficit

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock.

SFH II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 - Stockholders’ Deficit- Continued

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of SFH II Acquisition Corp. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on November 20, 2006 and maintains its principal executive office at 3363 NE 163 Street, Suite 705, North Miami Beach, FL 33308. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on May 11, 2007, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

Liquidity and Capital Resources

As of March 31, 2008, the Company had assets equal to $2,400 consisting exclusively of cash.  The Company’s current liabilities as of March 31, 2008 totaled $64,531, comprised exclusively of monies due to stockholders. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

		Cumulative Period From
	Three months Ended	November 20, 2006 (Inception) to
	March 31, 2008	March 31, 2008

Net cash (used) in operating activities	$(1,471)	$(38,100)
Net cash (used) in investing activities	$0	$0
Net cash provided by financing activities	$0	$40,500
Net increase (decrease) in cash and cash equivalents	$(1,471)	$2,400

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates.  No revenue has been generated by the Company for the period from November 20, 2006 (inception) to March 31, 2008. It is unlikely the Company will have any revenues unless and until it is able to effect an acquisition, or merger with an operating company, an event in relation to which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ending March 31, 2008, the Company had a net loss of $(6,181) as a result of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

For the period from November 20, 2006 (Inception) to March 31, 2008, the Company had a net loss of $(62,631) comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to organizational matters, the filing of the Company’s Registration Statement on Form 10-SB in May of 2007 and the filing of the Company’s periodic reports under the Exchange ACt.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on November 20, 2006.
*3.2	By-Laws.
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

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

Dated: May 14, 2008	SFH II ACQUISITION CORP.

	By:	/s/ Armen Karapetyan
Armen Karapetyan President, Chief Executive Officer, Chief Financial Officer, and Director